Form 10-Q
period 2026-06-30
Commercial Vehicle Group, Inc.
filed 2026-08-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 3, 2026 was 40,632,682 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands, except per share amounts)
Revenues	$195,238	$171,956	$366,733	$341,751
Cost of revenues	170,510	152,427	322,190	304,429
Gross profit	24,728	19,529	44,543	37,322
Selling, general and administrative expenses	23,171	18,732	42,230	35,117
Gain on sale of assets	—	—	(13,957)	—
Operating income (loss)	1,557	797	16,270	2,205
Other (income) expense	893	427	1,782	355
Warrant expense	3,443	—	8,420	—
Loss on extinguishment of debt	1,029	460	2,987	460
Interest expense	2,947	2,291	7,041	4,794
Income (loss) before provision for income taxes	(6,755)	(2,381)	(3,960)	(3,404)
Provision for income taxes	1,987	1,725	3,880	3,841
Net income (loss) from continuing operations	(8,742)	(4,106)	(7,840)	(7,245)
Net income (loss) from discontinued operations - Note 18	(1,500)	(655)	(1,500)	(1,828)
Net income (loss)	$(10,242)	$(4,761)	$(9,340)	$(9,073)
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.25)	$(0.12)	$(0.23)	$(0.21)
Income (loss) from discontinued operations	$(0.04)	$(0.02)	$(0.04)	$(0.05)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.25)	$(0.12)	$(0.23)	$(0.21)
Income (loss) from discontinued operations	$(0.04)	$(0.02)	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic	34,769	33,799	34,481	33,747
Diluted	34,769	33,799	34,481	33,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited) (In thousands)
Net loss	$(10,242)	$(4,761)	$(9,340)	$(9,073)
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	872	5,771	(864)	8,366
Minimum pension liability, net of tax	111	83	(52)	33
Derivative instruments, net of tax	961	3,914	(767)	5,975
Other comprehensive income (loss)	1,944	9,768	(1,683)	14,374
Comprehensive income (loss)	$(8,298)	$5,007	$(11,023)	$5,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$35,952	$33,282
Accounts receivable, net of allowances of $1,271 and $1,192, respectively	115,429	86,262
Inventories	129,914	118,557
Other current assets	33,234	25,226
Total current assets	314,529	263,327
Property, plant and equipment, net	62,601	66,638
Intangible assets, net of accumulated amortization of $8,606 and $8,557, respectively	3,064	3,350
Deferred income taxes, net	11,279	11,349
Other assets, net	63,055	47,050
Total assets	$454,528	$391,714
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,469	$74,180
Accrued liabilities and other	53,311	31,800
Current portion of long-term debt and short-term debt	4,844	2,371
Total current liabilities	158,624	108,351
Long-term debt	86,938	104,004
Pension and other post-retirement benefits	6,721	6,902
Other long-term liabilities	66,128	39,100
Total liabilities	318,411	258,357
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 37,650,869 and 34,185,682 shares issued and outstanding respectively)	377	342
Treasury stock, at cost: 2,635,659 and 2,409,285 shares, respectively	(17,308)	(16,706)
Additional paid-in capital	287,253	272,903
Retained deficit	(106,172)	(96,832)
Accumulated other comprehensive loss	(28,033)	(26,350)
Total stockholders’ equity	136,117	133,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$454,528	$391,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,340)	$(9,073)
Adjustments to reconcile net loss to cash flows from operating activities from continuing operations:
Depreciation and amortization	7,487	7,235
Noncash amortization of debt financing costs	991	142
Share-based compensation expense	2,456	1,751
Non-cash income on derivative contracts	(356)	(820)
Non-cash loss on warrants	8,420	—
Gain on sale of assets	(13,957)	—
Loss on extinguishment of debt	2,987	460
Recall expense - discontinued operations	1,500	—
Change in other operating items:
Accounts receivable	(29,726)	13,396
Inventories	(11,709)	12,636
Prepaid expenses	(1,890)	(3,146)
Accounts payable	27,131	2,096
Accrued liabilities	12,050	(4,503)
Other operating activities, net	4,079	13,867
Net cash provided by operating activities	123	34,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,735)	(5,271)
Proceeds from disposal/sale of property, plant and equipment	15,922	—
Net cash provided by (used in) investing activities	10,187	(5,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market offering program	11,818	—
At-the-market offering issuance costs	(237)	—
Borrowings under Term Loan due 2030	—	95,000
Repayment of Term Loan due 2030	(26,224)	(85,000)
Repayment of prior revolving credit facility	—	(50,500)
Borrowings under ABL revolving credit facility due 2030	8,662	30,300
Repayment under ABL revolving credit facility due 2030	(747)	—
Borrowings under China credit facility	2,897	4,186
Repayment of China credit facility	(1,429)	—
Surrender of shares to pay withholding taxes	(597)	(10)
Debt issuance and amendment costs	—	(6,127)
Prepayment premium and make-whole interest payment	(1,414)	—
Other financing activities	180	(68)
Net cash used in financing activities	(7,091)	(12,219)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(549)	2,109
NET INCREASE IN CASH	2,670	18,660
CASH:
Beginning of period	33,282	26,630
End of period	$35,952	$45,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except share amounts)
Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Share-based compensation expense	(994)	—	—	770	—	—	770
Net income (loss) from continuing operations for the period	—	—	—	—	(3,139)	—	(3,139)
Net income (loss) from discontinued operation for the period	—	—	—	—	(1,173)	—	(1,173)
Other comprehensive income (loss)	—	—	—	—	—	4,606	4,606
Balance - March 31, 2025	33,693,402	$337	$(16,468)	$269,887	$(78,363)	$(38,737)	$136,656
Share-based compensation expense	189,446	2	(11)	981	—	—	972
Net income (loss) from continuing operations for the period	—	—	—	—	(4,106)	—	(4,106)
Net income (loss) from discontinued operation for the period	—	—	—	—	(655)	—	(655)
Other comprehensive income (loss)	—	—	—	—	—	9,768	9,768
Balance - June 30, 2025	33,882,848	$339	$(16,479)	$270,868	$(83,124)	$(28,969)	$142,635

Balance - December 31, 2025	34,185,682	$342	$(16,706)	$272,903	$(96,832)	$(26,350)	$133,357
Share-based compensation expense	366,535	4	(575)	927	—	—	356
Net income (loss) from continuing operations for the period	—	—	—	—	902	—	902
Other comprehensive income (loss)	—	—	—	—	—	(3,627)	(3,627)
Balance - March 31, 2026	34,552,217	$346	$(17,281)	$273,830	$(95,930)	$(29,977)	$130,988
Sale of common stock	2,694,897	27	—	11,894	—	—	11,921
Share-based compensation expense	403,755	4	(27)	1,529	—	—	1,506
Net income (loss) from continuing operations for the period	—	—	—	—	(8,742)	—	(8,742)
Net income (loss) from discontinued operation for the period	—	—	—	—	(1,500)	—	(1,500)
Other comprehensive income (loss)	—	—	—	—	—	1,944	1,944
Balance - June 30, 2026	37,650,869	$377	$(17,308)	$287,253	$(106,172)	$(28,033)	$136,117
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $115.4 million as of June 30, 2026 and $86.3 million as of December 31, 2025. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$74,855	$—	$—	$74,855
Electrical wire harnesses, panels and assemblies	3,641	61,950	—	65,591
Plastic & Trim components	—	—	42,328	42,328
Mirrors, wipers and controls	1,518	82	10,864	12,464
Total	$80,014	$62,032	$53,192	$195,238

	Three Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$73,463	$—	$—	$73,463
Electrical wire harnesses, panels and assemblies	994	53,585	—	54,579
Plastic & Trim components	—	—	34,670	34,670
Mirrors, wipers and controls	—	—	9,244	9,244
Total	$74,457	$53,585	$43,914	$171,956

	Six Months Ended June 30, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$146,014	$—	$—	$146,014
Electrical wire harnesses, panels and assemblies	5,469	119,301	—	124,770
Plastic & Trim components	—	—	72,072	72,072
Mirrors, wipers and controls	3,036	177	20,664	23,877
Total	$154,519	$119,478	$92,736	$366,733

	Six Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	146,166	—	—	$146,166
Electrical wire harnesses, panels and assemblies	1,700	104,037	—	105,737
Plastic & Trim components	—	—	70,393	70,393
Mirrors, wipers and controls	—	—	19,455	19,455
Total	$147,866	$104,037	$89,848	$341,751

4. Debt
Debt consisted of the following:

	June 30, 2026	December 31, 2025
Term Loan facility	$68,283	$94,526
ABL Revolving credit facility	24,754	16,839
Unamortized value of warrants	(1,510)	(2,370)
Unamortized debt discount and issuance costs	(2,689)	(4,049)
	$88,838	$104,946
Less: current portion of long-term debt	(1,900)	(942)
Total long-term debt, net of current portion	$86,938	$104,004
Short-term debt - China credit facility	$2,944	1,429
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

Interest Rates and Fees
Amounts outstanding under the Term Loan accrue interest at a per annum rate based on the consolidated total leverage ratio ranging from SOFR plus 8.75% with a leverage ratio < 3.50x to SOFR plus 10.75% with a leverage ratio > 6.25x. The interest rate was set at SOFR plus 9.75% through September 2025. At the Company’s option, interest may be paid at the base rate plus 9.75% with a leverage ratio < 3.50x to base rate plus 11.75% with a leverage ratio > 6.25x where the base rate is the greatest of (1) 3.0%, (2) Federal Funds rate plus 0.5%, (3) SOFR plus 1.0%, or (4) Prime rate. The base rate margin was initially set at base rate plus 10.75%. In connection with the initial funding of the Term Loan, the Company paid to the Term Loan lenders a fee equal to 3.0% of the Term Loan amount.

Covenants and Other Terms
The Term Loan contains a maximum total leverage ratio covenant, a maximum capital expenditure covenant, an average liquidity covenant, and other customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The consolidated total leverage ratio covenant did not exceed 7.25 to 1.00 for the quarter ended September 30, 2025; 6.50 to 1.00 for the quarter ended December 31, 2025; 6.00 to 1.00 for the quarter ended March 31, 2026; 5.25 to 1.00 for the quarter ended June 30, 2026. The consolidated total leverage ratio covenant may not exceed 5.00 to 1.00 for the quarter ending September 30, 2026; 4.75 to 1.00 for the quarter ending December 31, 2026; 4.50 to 1.00 for the quarter ending March 31, 2027; 4.25 to 1.00 for the quarter ending June 30, 2027; and 4.00 to 1.00 for the quarter ending September 30, 2027 and each fiscal quarter thereafter. The Term Loan also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2026.
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
The Term Loan requires the Company to make mandatory prepayments (subject to reinvestment rights) with the proceeds of certain asset dispositions and upon the receipt of certain extraordinary payments (including, without limitation, insurance or condemnation proceeds, sales of Company securities, tax refunds, and judgments). In addition, the Company is required to make annual excess cash flow prepayments commencing after fiscal 2026 financial results are final, and mandatory prepayments with proceeds of debt not permitted under the Term Loan. During the quarter ended June 30, 2026, the Company made a mandatory prepayment of $11.1 million from the net proceeds of the sale of 2.6 million shares of common stock in an at-the-market offering program. During the quarter ended March 31, 2026, the Company made a mandatory prepayment of $14.6 million as the result of a sale and leaseback transaction.
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
The ABL Revolving Credit Facility contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The ABL Revolving Credit Facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2026.
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

At June 30, 2026, we had $24.8 million of borrowings under the ABL Revolving Credit Facility, outstanding letters of credit of $3.5 million and availability of $86.7 million (subject to customary borrowing base and other conditions). Combined with availability under our China Credit Facility (described below) of approximately $4.5 million, total consolidated availability was $91.2 million at June 30, 2026. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility of $2.4 million and $2.5 million as of June 30, 2026 and December 31, 2025, respectively, are being amortized over the remaining life of the ABL Revolving Credit Facility. At December 31, 2025, we had $16.8 million borrowings under the ABL Revolving Credit Facility and we had outstanding letters of credit of $2.1 million.
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
Foreign Facility
During 2023,we established a working capital credit facility in China consisting of a line of credit with contractual maturity of less than one year (the "China Credit Facility"). The Company periodically renews the China Credit Facility; however, renewal is subject to lender approval and is not contractually committed beyond the current maturity date. The China Credit Facility was renewed in the quarter ended December 31, 2025, with availability of approximately $7.4 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had $2.9 million outstanding borrowings under the China Credit Facility as of June 30, 2026 and $1.4 million outstanding borrowings as of December 31, 2025. At June 30, 2026, we had $4.5 million of availability under the China Credit Facility.

Cash Paid for Interest
For the six months ended June 30, 2026 and 2025, cash payments for interest were $6.6 million and $5.6 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		June 30, 2026			December 31, 2025
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$6,941	$(4,298)	$2,644	$6,928	$(4,187)	$2,741
Customer relationships	15 years	4,729	(4,308)	420	4,979	(4,370)	609
		$11,670	$(8,606)	$3,064	$11,907	$(8,557)	$3,350

The aggregate intangible asset amortization expense was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The aggregate intangible asset amortization expense was $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in British Pound, Mexican Pesos, Czech Crown, and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2026, hedge contracts for transactions denominated in British Pound and Czech Crown were not designated as hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. As of March 31, 2025, the Company settled its interest rate swap and received cash proceeds of $0.6 million. The gain on the swap settlement was recorded in Other comprehensive income (loss) and is being recognized over the life of the hedged transactions. As of June 30, 2026, there was no interest rate swap outstanding.

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
As of June 30, 2026, the warrants were valued at $10.9 million using the Binomial Lattice Model and were recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense in the Condensed Consolidated Statements of Operations. Losses for the three and six months ended June 30, 2026 were $3.4 million and $8.4 million, respectively.
The fair values of our financial instruments measured on a recurring basis are categorized as follows:

	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$1,384	$—	$1,384	$—	$1,755	$—	$1,755	$—
Foreign exchange contract not designated as hedging instruments	$—	$—	$—	$—	$106	$—	$106	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$52	$—	$52	$—	$110	$—	$110	$—
Foreign exchange contract not designated as hedging instruments	$—	$—		$—	$—	$—	$—	$—
Warrants	$10,939	$—	$10,939	$—	$2,518	$—	$2,518	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2026		December 31, 2025
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$62,196	$63,201	$52,183	$52,956
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$4,046	$4,147	$10,994	$10,860
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation of financial instruments in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2026	December 31, 2025
Foreign exchange contract designated as hedging instruments	Other current assets	$1,384	$1,755
Foreign exchange contract not designated as hedging instruments	Other current assets	$—	$106

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2026	December 31, 2025
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$52	$110
Warrants	Other long term liabilities	$10,939	$2,518

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2026	December 31, 2025
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$3,106	$3,369
Interest rate swap agreements	Accumulated other comprehensive income	$329	$833

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$1,028	$(627)	$2,680	$(2,609)
Settled interest rate swap agreements	Interest expense	$126	$451	$505	$808
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$15	$96	$(149)	$139
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 3 as of December 31, 2025 and June 30, 2026 due to the lack of observable market inputs or comparable instruments. With the refinancing of our long-term debt on June 27, 2025, the carrying values of our long-term debt obligations approximate the fair values.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan [1]	$64,084	$64,084	$88,106	$88,106
Revolving credit facility	$24,754	$24,754	$16,839	$16,839
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $1.9 million and long-term debt of $62.2 million as of June 30, 2026 and current portion of long-term debt of $0.9 million and long-term debt of $87.2 million as of December 31, 2025.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3,913	$3,264	7,287	6,475
Finance lease cost	37	35	76	61
Short-term lease cost	796	1,171	1,971	2,197
Total lease expense	$4,746	$4,470	$9,334	$8,733

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025
Operating Leases
Right-of-use assets, net	Other assets, net[1]	$52,941	$36,755

Current liabilities	Accrued liabilities and other	7,610	7,914
Non-current liabilities	Other long-term liabilities	46,773	29,833
Total operating lease liabilities		$54,383	$37,747

Finance Leases
Right-of-use assets, net	Other assets, net	$339	$402

Current liabilities	Accrued liabilities and other	96	99
Non-current liabilities	Other long-term liabilities	262	316
Total finance lease liabilities		$358	$415
1 Includes $12.5 million for the Vonore, TN operating lease that commenced on March 27, 2026.

Cash payments on operating leases were $7.0 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2026	$7,111	$69	$7,180
2027	11,427	116	11,543
2028	9,683	109	9,792
2029	8,411	104	8,515
2030	8,017	37	8,054
Thereafter	65,946	—	65,946
Total lease payments	$110,595	$435	$111,030
Less: Imputed interest	(56,212)	(77)	(56,289)
Present value of lease liabilities	$54,383	$358	$54,741
8. Income Taxes
We recorded a $2.0 million tax provision, or (29)% effective tax rate for the three months ended June 30, 2026, compared to a $1.7 million tax provision, or (72)% effective tax rate for the three months ended June 30, 2025. The effective tax rate is impacted by the mix of the Company's profitable foreign operations and losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2026 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2026 could be different from the forecasted amount used to estimate the income tax expense for the three and six months ended June 30, 2026.

For the six months ended June 30, 2026 and 2025, cash paid for taxes, net of refunds received, were $2.8 million and $1.7 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended June 30,
	2026	2025
Interest cost	$379	$405
Expected return on plan assets	(342)	(363)
Amortization of prior service cost	13	13
Recognized actuarial loss	235	242
Net cost	$285	$297

	Non-U.S. Pension Plan
	Six Months Ended June 30,
	2026	2025
Interest cost	759	$789
Expected return on plan assets	(684)	(708)
Amortization of prior service cost	26	26
Recognized actuarial loss	465	473
Net cost	$566	$580
Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.

10. Performance Awards
The Company made awards, defined as cash, shares or other awards, to employees under the Second Amended and Restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “Second Amended and Restated 2020 EIP”). Effective May 14, 2026, the stockholders of the Company approved the Second Amended and Restated 2020 Equity Incentive Plan.
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2025	$943
New grants	470
Forfeitures/Surrenders	(123)
Adjustments	1,632
Payments	(300)
Adjusted Award Value at June 30, 2026	$2,622
Unrecognized compensation expense was $5.9 million and $2.8 million as of June 30, 2026 and 2025, respectively.

11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of June 30, 2026, there was approximately $13.7 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards and performance stock awards as of June 30, 2026 and changes during the six months ended June 30, 2026, are presented below:

	2026
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2025	2,312	$1.75
Granted[1]	1,874	7.64
Vested	(946)	(1.46)
Forfeited/Surrendered	(315)	1.75
Unvested - June 30, 2026	2,925	$5.92
1 Includes 1.0 million of performance share units granted at 100% target levels.

As of June 30, 2026, a total of 1.8 million shares were available for future grants from the shares authorized for award under our Second Amended and Restated 2020 Equity Incentive Plan, including cumulative forfeitures and surrenders.
On June 10, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company granted 805,031 shares of restricted stock pursuant to the Company's Amended and Restated 2020 Equity Incentive Plan (the “A&R 2020 EIP”) to James Ray, the Company’s President and Chief Executive Officer (“Mr. Ray”). It came to the attention of the Committee that, in light of the significant fluctuation in the Company's stock price, the original grant to Mr. Ray exceeded the A&R 2020 EIP share limitation by 85,031 shares. Effective April 22, 2026, Mr. Ray agreed to surrender and transfer to the Company for no consideration, all right, title and interest in and to 85,031 unvested shares of such restricted stock award so that the original grant will comply with the requirements of the A&R 2020 EIP. Effective June 2, 2026, the Compensation Committee awarded Mr. Ray 85,031 restricted shares under the Second Amended and Restated 2020 Equity Incentive Plan (the “Second A&R 2020 EIP”) and the terms of such award mirror the terms of the grant from June 10, 2025.
Due to limitations on the number of shares that can be granted under the A&R 2020 EIP, the 2025 LTIP award to Mr. Ray that would be settled in stock (“Mr. Ray’s 2025 Performance Award Settled in Stock”) was cancelled, as of April 23, 2026, unvested, with Mr. Ray irrevocably forfeiting all rights, title and interest in Mr. Ray’s 2025 Performance Award Settled in

Stock. Effective June 2, 2026, the Compensation Committee awarded Mr. Ray 603,774 performance shares with a potential payout in the form of stock under the Second A&R 2020 EIP and the terms of such award mirror the terms of Mr. Ray’s 2025 Performance Award Settled in Stock. The fair value of the 2026 replacement award was measured using a Monte Carlo simulation model, which reflects the impact of the revised market‑condition vesting criteria as of the grant date, and resulted in incremental compensation cost of $3.1 million, of which $0.2 million was recognized in the three months ended June 30, 2026. The remaining $2.9 million will be recognized over the remaining requisite service period of the award through December 31, 2027. The modification did not change the Company’s expectations regarding the number of awards expected to vest.

12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 37,650,869 and 34,185,682 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2026 and December 31, 2025.
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
Diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(10,242)	$(4,761)	$(9,340)	$(9,073)
Net income (loss) from continuing operations	(8,742)	(4,106)	(7,840)	(7,245)
Net loss from discontinued operations	(1,500)	(655)	(1,500)	(1,828)
Weighted average number of common shares outstanding (in '000s)	34,769	33,799	34,481	33,747
Dilutive shares outstanding	34,769	33,799	34,481	33,747
Basic loss per share from continuing operations	$(0.25)	$(0.12)	$(0.23)	$(0.21)
Basic loss per share from discontinued operations	$(0.04)	$(0.02)	$(0.04)	$(0.05)
Diluted loss per share from continuing operations	$(0.25)	$(0.12)	$(0.23)	$(0.21)
Diluted loss per share from discontinued operations	$(0.04)	$(0.02)	$(0.04)	$(0.05)

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2025	$(21,262)	$(9,290)	$4,202	$(26,350)
Net current period change	(864)	(243)	2,418	1,311
Amounts reclassified into earnings	—	191	(3,185)	(2,994)
Balance - June 30, 2026	$(22,126)	$(9,342)	$3,435	$(28,033)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	8,366	(76)	4,174	12,464
Amounts reclassified into earnings	—	109	1,801	1,910
Balance - June 30, 2025	$(22,296)	$(11,426)	$4,753	$(28,969)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$872	$—	$872	(864)	—	(864)
Net actuarial gain (loss) and prior service credit	16	—	16	(243)	—	(243)
Derivative instruments	2,116	—	2,116	2,418		2,418
Net unrealized gain (loss)	3,004	—	3,004	$1,311	$—	$1,311
Amounts reclassified into earnings:
Actuarial gain and prior service cost	95	—	95	191	—	191
Derivative instruments	(1,155)	—	(1,155)	(3,185)	—	(3,185)
Net realized gain	(1,060)	—	(1,060)	(2,994)	—	(2,994)
Total other comprehensive income (loss)	$1,944	$—	$1,944	$(1,683)	$—	$(1,683)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$5,771	$—	$5,771	8,366	—	8,366
Net actuarial gain (loss) and prior service credit	77	—	77	(76)	—	(76)
Derivative instruments	3,738	—	3,738	4,978	(804)	4,174
Net unrealized gain (loss)	9,586	—	9,586	$13,268	$(804)	$12,464
Amounts reclassified into earnings:
Actuarial gain and prior service cost	6	—	6	109	—	109
Derivative instruments	176	—	176	1,801	—	1,801
Net realized gain (loss)	182	—	182	1,910	—	1,910
Total other comprehensive income (loss)	$9,768	$—	$9,768	$15,178	$(804)	$14,374

As of June 30, 2026, the Company estimates that net pre-tax derivative income of $1.3 million included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program seeks to align cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2025	$—	$—	$—	$46	$46
New charges	565	509	163	—	1,237
Payments and other adjustments	(401)	(509)	(163)	(46)	(1,119)
March 31, 2026	$164	$—	$—	$—	$164
New charges	$997	$—	$—	$—	$997
Payments and other adjustments	$(871)	$—	$—	$—	$(871)
June 30, 2026	$290	$—	$—	$—	$290

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/ Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	—	530	45	127	702
Payments and other adjustments	(28)	(530)	(45)	(129)	(732)
March 31, 2025	$—	$—	$—	$358	$358
New charges	358	539	243	—	1,140
Payments and other adjustments	(358)	(539)	(243)	(133)	(1,273)
June 30, 2025	$—	$—	$—	$225	$225
Of the $1.0 million costs incurred in the three months ended June 30, 2026 for restructuring, $0.6 million related to headcount reductions and $0.4 million related to facility exit and other costs. Of the $1.0 million costs incurred, $0.7 million were recorded in cost of revenues and $0.3 million were recorded in selling, general and administrative expenses.
Of the $2.2 million costs incurred in the six months ended June 30, 2026 for restructuring, $1.8 million related to headcount reductions and $0.4 million related to facility exist and other costs; $1.9 million were recorded in cost of revenues and $0.3 million were recorded in selling, general and administrative expenses.
All of the $1.1 million costs incurred in the three months ended June 30, 2025 for restructuring related to headcount reductions and were recorded in cost of revenues.
All of the $1.8 million costs incurred in the six months ended June 30, 2025 for restructuring related to headcount reductions. Of the $1.8 million costs incurred in the six months ended June 30, 2025 for restructuring, $1.6 million were recorded in cost of revenues and $0.2 million were recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2026, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2026 and 2025, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended June 30, 2026 and December 31, 2025, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
On July 24, 2023, one of our customers issued a voluntary safety recall related to certain wiper system components supplied by us. On October 6, 2025, one of our customers issued a safety recall related to certain truck cabs produced in our cab manufacturing facility. The facility was sold during 2024 and reported as discontinued operations. To the extent any additional loss occurs that is attributed to us, we believe that we have reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that we will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts normally accrued.
The following presents a summary of the warranty provision for the six months ended June 30, 2026:

Balance - December 31, 2025	$1,387
Provision for warranty claims	452
Deduction for payments made and other adjustments	(667)
Balance - June 30, 2026	$1,172

Debt Payments - As disclosed in Note 4, Debt, the Term Loan requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt matures in 2030; no payments are due thereafter:

Total
Remainder of 2026	$475
2027	$3,800
2028	$4,750
2029	$4,750
2030 and thereafter	$79,262

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
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended June 30, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$80,014	$62,032	$53,192	$195,238
Cost of revenues	68,881	55,132	46,497	170,510
Gross profit	11,133	6,900	6,695	24,728
Selling, general & administrative expenses	8,155	5,212	4,472	17,839
Gain on sale of assets	—	—	—	—
Operating income (loss) [1]	$2,978	$1,688	$2,223	$6,889
Corporate and other unallocated costs [2]				5,332
Other (income) expense				893
Warrant expense				3,443
Loss on early extinguishment of debt				1,029
Interest expense				2,947
Loss before provision for income taxes				$(6,755)

	Three Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$74,457	$53,585	$43,914	$171,956
Cost of revenues	64,527	47,674	40,226	152,427
Gross profit	9,930	5,911	3,688	19,529
Selling, general & administrative expenses	7,219	5,204	3,583	16,006
Operating income (loss) [1]	$2,711	$707	$105	$3,523
Corporate and other unallocated costs [2]				2,726
Other (income) expense				427
Interest expense				2,291
Loss on early extinguishment of debt				460
Loss before provision for income taxes				$(2,381)

	Six Months Ended June 30, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$154,519	$119,478	$92,736	$366,733
Cost of revenues	132,954	106,809	82,427	322,190
Gross profit	21,565	12,669	10,309	44,543
Selling, general & administrative expenses	15,521	10,996	8,186	34,703
Gain on sale of assets	(13,716)	—	—	(13,716)
Operating income (loss) [1]	$19,760	$1,673	$2,123	$23,556
Corporate and other unallocated costs [2]				7,286
Other (income) expense				1,782
Warrant expense				8,420
Loss on early extinguishment of debt				2,987
Interest expense				7,041
Loss before provision for income taxes				$(3,960)

	Six Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$147,866	$104,037	$89,848	$341,751
Cost of revenues	128,843	94,137	81,449	304,429
Gross profit	$19,023	$9,900	$8,399	37,322
Selling, general & administrative expenses	$13,608	$9,511	$6,761	29,880
Operating income (loss) 1	$5,415	$389	$1,638	$7,442
Corporate and other unallocated costs 2				5,237
Other (income) expense				355
Interest expense				4,794
Loss on early extinguishment of debt				460
Loss before provision for income taxes				$(3,404)

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

17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$101,596	$89,534
Work in process	10,528	11,868
Finished goods	17,790	17,155
Inventories	$129,914	$118,557

Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Land and buildings	$25,384	$29,687
Machinery and equipment	227,158	225,922
Construction in progress	6,270	4,211
Property, plant, and equipment, gross	258,812	259,820
Less accumulated depreciation	(196,211)	(193,182)
Property, plant and equipment, net	$62,601	$66,638
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Compensation and benefits	$20,041	$12,208
Operating lease liabilities	7,610	7,914
Taxes payable	4,959	2,980
Accrued legal and professional fees	2,832	1,847
Accrued freight	3,093	1,856
Warranty costs	1,172	1,387
Product recall obligation	6,492	—
Other	7,112	3,608
Accrued liabilities and other	$53,311	$31,800
18. Discontinued Operations

The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of tax
Cab structures business	$(1,500)	$(512)	$(1,500)	$(1,535)
Industrial Automation segment	—	(143)	—	(293)
Total income (loss) from discontinued operations, net of tax	$(1,500)	$(655)	$(1,500)	$(1,828)
During the three months ended June 30, 2026, an estimated net cost of $1.5 million was recorded associated with the customer safety recall related to certain truck cabs produced in our cab manufacturing facility prior to the sale of the facility in 2024.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

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
On June 18, 2026, the Company disclosed that it entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“Sales Agent”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, as agent or principal, shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000 (the “ATM Program”).
As of June 30, 2026, the Company had sold 2.6 million shares of Common Stock in the ATM Program, generating net cash proceeds of approximately $11.6 million. As required by the Company’s secured term loan facility, all such net proceeds were used by the Company to pay down outstanding indebtedness and associated prepayment premium under such facility.
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

Consolidated Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$195,238	$171,956	$23,282	13.5%
Gross profit	24,728	19,529	5,199	26.6
Selling, general and administrative expenses	23,171	18,732	4,439	23.7
Other (income) expense	893	427	466	109.1
Warrant expense	3,443	—	3,443	NM1
Loss on extinguishment of debt	1,029	460	569	123.7
Interest expense	2,947	2,291	656	28.6
Provision for income taxes	1,987	1,725	262	15.2
Net income (loss) from continuing operations	(8,742)	(4,106)	(4,636)	112.9
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $21.9 million, or 15.7%, increase in OEM and other sales;
•a $1.4 million, or 4.3%, increase in aftermarket and OES sales.

The increase in revenues of 13.5% is primarily driven by increased customer demand in international markets and the ramp of previously awarded new business wins across all three of our segments.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $5.2 million increase in gross profit is primarily attributable to the impact of increased sales volumes and operational efficiency improvements. Cost of revenues increased $18.1 million, or 11.9%, as a result of a increase in raw material and purchased component costs of $13.2 million, or 14.6%, and a increase in labor and overhead expenses of $4.9 million, or 7.9%. As a percentage of revenues, gross profit margin was 12.7% for the three months ended June 30, 2026 compared to 11.4% for the three months ended June 30, 2025. The three months ended June 30, 2026 results include charges of $0.5 million associated with restructuring programs, compared to $1.1 million for the three months ended June 30, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $4.4 million compared to the three months ended June 30, 2025, primarily as a result of increased incentive compensation expense and advisory service fees. As a percentage of revenues, SG&A expense was 11.9% and 10.9% for the three months ended June 30, 2026 and 2025, respectively.

Other (Income) Expense. Other expense increased $0.5 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily related to unfavorable change in foreign currency.

Warrant expense. Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with entering into the Term Loan due 2030. The change in fair value of the outstanding warrants liability during three months ended June 30, 2026 was $3.4 million. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.

Loss on extinguishment of debt. The loss recognized from the extinguishment of debt includes a non-cash expense of $0.5 million for the write-off of deferred financing costs, as well as a prepayment premium and make-whole interest of $0.5 million, both of which are associated with the repayment of the Term Loan. The prior year loss on extinguishment of debt reflects the write-off of deferred financing fees related to early repayment of the prior revolver $0.5 million.

Interest Expense. Interest associated with our debt increased $0.7 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in interest expense was primarily attributed to higher interest rates from our refinancing completed during the second quarter of 2025.

Provision for Income Taxes. Income tax expense of $2.0 million and $1.7 million were recorded for the three months ended June 30, 2026 and 2025, respectively. The primary driver in the tax expense was the Company's mix of profitable foreign operations and losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (Loss) from continuing operations. Net loss from continuing operations was $8.7 million for the three months ended June 30, 2026 compared to net loss of $4.1 million for the three months ended June 30, 2025. The change in net income was attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The table below sets forth certain Global Seating Segment operating data for the three months ended June 30 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$80,014	$74,457	$5,557	7.5%
Gross profit	11,133	9,930	1,203	12.1
Selling, general & administrative expenses	8,155	7,219	936	13.0
Operating income	2,978	2,711	267	9.8

Revenues. The increase in Global Seating Segment revenues of $5.6 million primarily resulted from higher international volumes, offset by decreased customer demand in North America.
Gross Profit. The increase in 2026 gross profit of $1.2 million was primarily due to the impact of increased sales volumes and operational efficiency improvements. The increase in cost of revenues was driven by a increase in raw material and purchased component costs of $3.1 million, or 7.8%, and a increase in labor and overhead expenses of $1.4 million, or 5.5%.

As a percentage of revenues, gross profit margin was 13.9% for the three months ended June 30, 2026 compared to 13.3% for the three months ended June 30, 2025. The three months ended June 30, 2026 results include charges of $0.7 million associated with restructuring programs, compared to $0.4 million for the three months ended June 30, 2025.

Selling, General and Administrative Expenses. SG&A expenses increased $0.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of increased incentive compensation expense.

Global Electrical Systems Segment Results
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The table below sets forth certain Global Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$62,032	$53,585	$8,447	15.8%
Gross profit	6,900	5,911	989	16.7
Selling, general & administrative expenses	5,212	5,204	8	0.2
Operating income	1,688	707	981	138.8

Revenues. The increase in Global Electrical Systems Segment revenues of $8.4 million was primarily as a result of new business wins.

Gross Profit. The increase in gross profit of $1.0 million was primarily attributable to volume and product mix. The increase in cost of revenues was driven by an increase in raw material and purchased component costs of $4.6 million, or 18.1%, and an increase in labor and overhead expenses of $2.8 million, or 12.7%.

As a percentage of revenues, gross profit margin was 11.1% for the three months ended June 30, 2026 compared to 11.0% for the three months ended June 30, 2025. The increase in gross profit margin was primarily due to mix. The three months ended June 30, 2026 results include no charges associated with restructuring programs, compared to $0.5 million for the three months ended June 30, 2025.

Selling, General and Administrative Expenses.  SG&A expenses were flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Trim Systems and Components Segment Results
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended June 30 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$53,192	$43,914	$9,278	21.1%
Gross profit	6,695	3,688	3,007	81.5
Selling, general & administrative expenses	4,472	3,583	889	24.8
Operating income (loss)	2,223	105	2,118	2,017.1
Revenues. The increase in the Trim Systems and Components Segment revenues of $9.3 million was primarily driven by higher sales volume as a result of increased customer demand in North America, including improved product mix.

Gross Profit. The increase in gross profit of $3.0 million was primarily attributable to higher sales volume. The cost of revenues increased in line with the sales increase of 21.1%, driven by a increase in labor and overhead expenses of $0.9 million, or 5.9%; and a increase in raw material and purchased component costs of $5.4 million, or 21.8%.

As a percentage of revenues, gross profit margin was 12.6% for the three months ended June 30, 2026 compared to 8.4% for the three months ended June 30, 2025. The increase in gross profit margin was primarily due to volume leverage. The three months ended June 30, 2026 results include no charges associated with restructuring programs, compared to $0.2 million for the three months ended June 30, 2025.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of increased incentive compensation expense.

Consolidated Results of Operations

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$366,733	$341,751	$24,982	7.3%
Gross profit	44,543	37,322	7,221	19.3
Selling, general and administrative expenses	42,230	35,117	7,113	20.3
Gain on sale of assets	(13,957)	—	(13,957)	NM1
Other (income) expense	1,782	355	1,427	402.0
Warrant expense	8,420	—	8,420	NM1
Loss on extinguishment of debt	2,987	460	2,527	549.3
Interest expense	7,041	4,794	2,247	46.9
Provision (benefit) for income taxes	3,880	3,841	39	1.0
Net income (loss) from continuing operations	(7,840)	(7,245)	(595)	8.2
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $24.0 million, or 8.6%, increase in OEM and other revenues; and
•a $1.0 million, or 1.6%, increase in aftermarket and OES sales.
The increase in revenues of $25.0 million was primarily driven by an increase in customer demand across all segments.
Gross Profit. The $7.2 million increase in gross profit is primarily attributable to the impact of increased sales volumes and operational efficiency improvements. Cost of revenues increased $17.8 million, or 5.8%, as a result of a increase in raw material and purchased component costs of $12.4 million, or 6.9%, and a increase in labor and overhead expenses of $5.4 million, or 4.3%.

As a percentage of revenues, gross profit margin was 12.1% for the six months ended June 30, 2026 compared to 10.9% for the six months ended June 30, 2025. The six months ended June 30, 2026 results include charges of $1.9 million associated with restructuring programs, compared to $1.6 million for the six months ended June 30, 2025.

Selling, General and Administrative Expenses. SG&A expenses increased $7.1 million compared to the six months ended June 30, 2025, primarily as a result of an increase in incentive compensation expense and advisory service fees. As a percentage of revenues, SG&A expense was 11.5% for the six months ended June 30, 2026 compared to 10.3% for the six months ended June 30, 2025. The six months ended June 30, 2026 results include charges of $0.3 million associated with the restructuring programs, compared to $0.2 million for the six months ended June 30, 2025.

Gain on sale of assets. During the six months ended June 30, 2026, the Company recognized a gain of $13.7 million related to the Sale and Leaseback Transaction.

Other (Income) Expense. Other expense increased $1.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily related to unfavorable change in foreign currency..

Warrant expense. Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with entering into the Term Loan due 2030. The change in fair value of the outstanding warrants liability during three months ended June 30, 2026 was $3.4 million. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.

Loss on extinguishment of debt. The loss recognized from the extinguishment of debt includes a non-cash expense of $1.6 million for the write-off of deferred financing costs, as well as a prepayment premium and make-whole interest of $1.4 million, both of which are associated with the repayment of the Term Loan. The prior year loss on extinguishment of debt reflects the write-off of deferred financing fees related to early repayment of the prior revolver $0.5 million..

Interest Expense. Interest associated with our debt was $7.0 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase in interest expense was primarily attributed to higher interest rates from our refinancing completed during the second quarter of 2025.

Provision (benefit) for Income Taxes. Income tax expense of $3.9 million and $3.8 million were recorded for the six months ended June 30, 2026 and 2025, respectively. The primary driver in the tax expense was the Company's mix of profitable foreign operations and losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (loss) from continuing operations. Net loss from continuing operations was $7.8 million for the six months ended June 30, 2026 compared to net loss of $7.2 million for the six months ended June 30, 2025. The change is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The table below sets forth certain Global Seating Segment operating data for the six months ended June 30, (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$154,519	$147,866	$6,653	4.5%
Gross profit	21,565	19,023	2,542	13.4
Selling, general & administrative expenses	15,521	13,608	1,913	14.1
Gain on sale of assets	(13,716)	—	(13,716)	NM1
Operating income	19,760	5,415	14,345	264.9
1.Not meaningful

Revenues. The increase in Global Seating Segment revenues of $6.7 million was primarily driven by higher international volume, offset by customer demand in North America.

Gross Profit. The increase in gross profit of $2.5 million was primarily attributable to increased sales volumes and operational efficiency improvements. The increase in cost of revenues was driven by a increase in raw material and purchased component costs of $2.2 million, or 2.7%, and a increase in labor and overhead expenses of $2.0 million, or 4.0%.

As a percentage of revenues, gross profit margin was 14.0% for the six months ended June 30, 2026 compared to 12.9% for the six months ended June 30, 2025. The six months ended June 30, 2026 results include charges of $1.3 million associated with restructuring programs, compared to $0.4 million for the six months ended June 30, 2025.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of increased incentive compensation expense.

Gain on sale of assets. During the six months ended June 30, 2026, the Company recognized a gain of $13.7 million related to the Sale and Leaseback Transaction.

Global Electrical Systems Segment Results
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The table below sets forth certain Global Electrical Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$119,478	$104,037	$15,441	14.8%
Gross profit	12,669	9,900	2,769	28.0
Selling, general & administrative expenses	10,996	9,511	1,485	15.6
Operating income (loss)	1,673	389	1,284	330.1

Revenues. The increase in Global Electrical Systems Segment revenues of $15.4 million was primarily driven by new business wins.

Gross Profit. The increase in gross profit of $2.8 million is primarily attributable to volume and product mix. The increase in cost of revenues was driven by a increase in raw material and purchased component costs of $8.7 million, or 17.6%; and a increase in labor and overhead expenses of $3.9 million, or 8.8%.

As a percentage of revenues, gross profit margin was 10.6% for the six months ended June 30, 2026 compared to 9.5% for the six months ended June 30, 2025, driven by mix and volume leverage. The six months ended June 30, 2026 results include charges of $0.5 million associated with restructuring programs, compared to $1.0 million for the six months ended June 30, 2025.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of increased incentive compensation expense.
Trim Systems and Components Segment Results
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The table below sets forth certain Trim Systems and Components Segment operating data for the six months ended June 30, (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$92,736	$89,848	$2,888	3.2%
Gross profit	10,309	8,399	1,910	22.7
Selling, general & administrative expenses	8,186	6,761	1,425	21.1
Operating income (loss)	2,123	1,638	485	29.6

Revenues. The increase in Trim Systems and Components Segment revenues of $2.9 million was primarily driven by increased customer demand in North America.

Gross Profit. The increase in gross profit of $1.9 million is primarily attributable to higher sales volume. The increase in cost of revenues was driven by a increase in raw material and purchased component costs of $1.5 million, or 2.9%, and a decrease in labor and overhead expenses of $0.5 million, or 1.7%.

As a percentage of revenues, gross profit margin was 11.1% for the six months ended June 30, 2026 compared to 9.3% for the six months ended June 30, 2025. This was primarily due to volume leverage. The six months ended June 30, 2026 results include charges of $0.2 million associated with restructuring programs, compared to $0.2 million for the six months ended June 30, 2025.

Selling, General and Administrative Expenses. SG&A expenses increased $1.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of increased incentive compensation expense.

Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2026 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of June 30, 2026, we had outstanding letters of credit of $3.5 million and borrowing availability of $91.2 million from our U.S. and China credit facilities (subject to customary borrowing base and other conditions), in addition to $36.0 million of cash.

As of June 30, 2026, cash of $35.6 million was primarily held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of June 30, 2026 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.
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

Sources and Uses of Cash

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash provided by (used in):
Net cash provided by (used in) operating activities	$123	$34,041
Net cash provided by (used in) investing activities	10,187	(5,271)
Net cash used in financing activities	(7,091)	(12,219)
Effect of currency exchange rate changes on cash	(549)	2,109
Net increase (decrease) in cash	$2,670	$18,660

Operating activities. For the six months ended June 30, 2026, net cash provided by operating activities was $0.1 million compared to net cash provided by operating activities of $34.0 million for the six months ended June 30, 2025. The decrease in net cash provided by operating activities is primarily attributable an increase in trade working capital for the six months ended June 30, 2026 as compared to a decrease in trade working capital for the six months ended June 30, 2025.

Investing activities. For the six months ended June 30, 2026, net cash provided by investing activities was $10.2 million compared to cash used in investing activities of $5.3 million for the six months ended June 30, 2025. The change was mainly due to $15.9 million in proceeds from the sale of assets in the current year. In 2026, we expect capital expenditures to be in the range of $13 million to $17 million.

Financing activities. For the six months ended June 30, 2026, net cash used in financing activities was $7.1 million compared to net cash used in financing activities of $12.2 million for the six months ended June 30, 2025. Use of cash in financing activities during the six months ended June 30, 2026 was primarily attributable to the prepayment of term loan debt which totaled $26.2 million, related to mandatory paydowns from the Sale and Leaseback Transaction and at-the-market equity offering proceeds.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.

ATM Program

On June 18, 2026, the Company entered into the Sales Agreement with Sales Agent for the ATM Program which enables the Company to issue and sell shares of Common Stock in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended, for a maximum aggregate offering amount of up to $25.0 million. During the three and six months ended June 30, 2026, we issue and sold 2.6 million shares of our Common Stock under the ATM program for net proceeds (after sales commissions and direct offering expenses) of $11.6 million. The direct costs of $0.2 million incurred in connection with the ATM program during the quarter ended June 30, 2026 were charged against the proceeds from the sale of Common Stock and reflected as a reduction of paid-in -capital. As of June 30, 2026, approximately $13.0 million remained available for sale under the ATM Program.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2025 Form 10-K.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. At June 30, 2026, there have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K. As of June 30, 2026, there have been no material changes in our exposure to market risk from those disclosed in our 2025 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2026 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6        Exhibits

10.1	The amended and restated restricted stock agreement to surrender such restricted stock award between the Company and James Ray, dated April 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 28, 2026).
10.2	Termination of the Stock Award Agreement between the Company and James Ray, dated April 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2026).
10.3	Second Amended and Restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.4	Capital On Demand Sales Agreement, dated June 17, 2026, by and between Commercial Vehicle Group, Inc. and JonesTrading Institutional Services, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2026).
10.5*	James Ray 2026 Restricted Stock Agreement, dated June 2, 2026, 85031 replacement of 2025 RS Award.
10.6*	James Ray 2026 PS Stock for Stock Agreement, dated June 2, 2026,Replacement of 2025 Award.
10.7*	James Ray 2026 Restricted Stock Agreement, dated June 2, 2026, – Regular RS Award.
10.8*	James Ray 2026 Restricted PS Agreement, dated June 2, 2026, EBITDA and Share Price Stock for Stock Award.
10.9*	James Ray 2026 Restricted PS Agreement, dated June 2, 2026, EBITDA and Share Price Stock for Cash Award.
31.1	302 Certification by James R. Ray, President and Chief Executive Officer.
31.2	302 Certification by Angela O'Leary, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 3, 2026	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Interim Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)